Form 10-K
period 2021-12-31
Duke Energy Carolinas NC Storm Funding LLC; Duke Energy Carolinas, LLC
filed 2022-03-30
CIK 1881226, 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address, Telephone Number and IRS Employer Identification No.	IRS Employer Identification No.
333-259314-01	DUKE ENERGY CAROLINAS NC STORM FUNDING LLC	87-2284895
(a Delaware limited liability company)
526 South Church Street
Charlotte, North Carolina 28202-1803
704-382-3853

1-4928	DUKE ENERGY CAROLINAS, LLC	56-0205520
(Depositor and Sponsor)
(a North Carolina limited liability company)
526 South Church Street
Charlotte, North Carolina 28202-1803
704-382-3853
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Duke Energy Carolinas NC Storm Funding LLC                     Yes ☐ No ☒
Duke Energy Carolinas, LLC (Duke Energy Carolinas)                     Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants.) Yes ☐ No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
None
Auditor Firm ID: 34      Auditor Name: Deloitte & Touche LLP Auditor Location: Charlotte, NC

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business.
•Item 1A. Risk Factors.
•Item 2. Properties.
Item 1B. Unresolved Staff Comments.
None.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
•Item 6. Selected Financial Data.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Carolinas NC Storm Funding LLC ("DECNCSF") as of December 31, 2021:

Name	Age	Current and Recent Positions Held
Karl W. Newlin	53
Senior Vice President, Corporate Development & Treasurer, Duke Energy Carolinas and Duke Energy Corporation. Mr. Newlin assumed his role as Senior Vice President, Corporate Development & Treasurer in 2018. In addition, he assumed his role as President, Chief Financial Officer, Treasurer, and Manager of DECNCSF in November 2021.

Cynthia S. Lee	55
Vice President, Chief Accounting Officer and Controller, Duke Energy Carolinas, Duke Energy Corporation. Ms. Lee assumed her role as Vice President, Chief Accounting Officer and Controller in May 2021. Prior to that, she served as Director, Investor Relations since June 2019 and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002. In addition, she assumed her role as Controller and Manager of DECNCSF in November 2021.

Bernard J. Angelo	52
Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of DECNCSF in November 2021.

DECNCSF is a wholly owned, bankruptcy remote subsidiary of Duke Energy Carolinas, LLC. Duke Energy Carolinas, LLC is an indirect wholly owned subsidiary of Duke Energy Corporation ("Duke Energy").
Code of Conduct
Duke Energy has adopted a code of ethics that applies to all officers and employees of Duke Energy and its affiliates, including DECNCSF. This code of ethics, entitled “Code of Business Ethics,” is posted on Duke Energy's website at www.duke-energy.com/our-company/about-us/ethics. Duke Energy's Code of Business Ethics is administered by the Chief Ethics and Compliance Officer of Duke Energy, who provides regular reports directly to the Audit Committee of the Board of Directors of Duke Energy.

Item 11. Executive Compensation.
Other than the annual independent manager fee of $3,500 paid to Global Securitization Services, LLC, DECNCSF does not pay any compensation to its managers or executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accounting Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	See Exhibit Index included as the last part of this report, which is incorporated herein by reference.

(c)	Not applicable.
Item 16. Form 10-K Summary.
None.
Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
None.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
DECNCSF is a wholly owned subsidiary of Duke Energy Carolinas, LLC, which is the depositor, sponsor and servicer.
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.
The examination performed by Deloitte and Touche LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(1)(v) and 1122(d)(3)(i) of Regulation AB applicable to DECNCSF during year ended December 31, 2021. More specifically, December remittance amounts were not included on the December 2021 Monthly Servicer's Certificate. The December remittance amounts were appropriately included on the January 2022 Monthly Servicer's Certificate.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.
EXHIBIT INDEX
Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1
Certificate of Formation of Duke Energy Carolinas NC Storm Funding LLC (incorporated by reference to Registration Statement on Form SF-1 of Duke Energy Carolinas, LLC filed on September 3, 2021, File No. 333-259314-01)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Carolinas NC Storm Funding LLC, dated and effective as of November 15, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 19, 2021, File No. 333-259314-01

4.1
Indenture, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 24, 2021, File No. 333-259314-01

4.2
Series Supplement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 24, 2021, File No. 333-259314-01)

10.1
Storm Recovery Property Servicing Agreement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and Duke Energy Carolinas, LLC, as Servicer (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021, File No. 333-259314-01

10.2
Storm Recovery Property Purchase and Sale Agreement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and Duke Energy Carolinas, LLC, as Servicer (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2021, File No. 333-259314-01

10.3
Administration Agreement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC and Duke Energy Carolinas, LLC, as administrator (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 24, 2021, File No. 333-259314-01)

99.1
Financing Order, filed in a Joint Petition by Duke Energy Carolinas, LLC and Duke Energy Progress, LLC on October 26, 2021 (incorporated by reference to Registration Statement on Form SF-1 of Duke Energy Carolinas, LLC filed on September 3, 2021, File No. 333-259314-01)

*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Duke Energy Carolinas, LLC, Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Duke Energy Carolinas, LLC, Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Indenture Trustee
*35.1	Servicer Compliance Statement
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 30, 2022

DUKE ENERGY CAROLINAS NC STORM FUNDING LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Controller and Manager

DUKE ENERGY CAROLINAS, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller
Duke Energy Carolinas, LLC