Form 10-K
period 2022-12-31
Duke Energy Carolinas NC Storm Funding LLC; Duke Energy Carolinas, LLC
filed 2023-03-29
CIK 1881226, 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number	Exact Name of Registrants as Specified in their Charters, State or Other Jurisdiction of Incorporation or Organization, Address of Principal Executive Offices, Zip Code and Registrants' Telephone Number	IRS Employer Identification No.
333-259314-01	DUKE ENERGY CAROLINAS NC STORM FUNDING LLC	87-2284895
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Duke Energy Carolinas NC Storm Funding LLC                     Yes ☐ No ☒
Duke Energy Carolinas, LLC (Duke Energy Carolinas)                     Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants.) Yes ☐ No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants have filed a report on and attestation to their managements' assessment of the effectiveness of their internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued their audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Carolinas NC Storm Funding LLC ("DECNCSF") as of December 31, 2022:

Name	Age	Current and Recent Positions Held
Karl W. Newlin	54
Senior Vice President, Corporate Development & Treasurer, Duke Energy Carolinas and Duke Energy Corporation. Mr. Newlin assumed his role as Senior Vice President, Corporate Development & Treasurer in 2018. In addition, he assumed his role as President, Chief Financial Officer, and Treasurer in November 2021, and Manager of DECNCSF in August 2021.

Cynthia S. Lee	56
Vice President, Chief Accounting Officer and Controller, Duke Energy Carolinas, Duke Energy Corporation. Ms. Lee assumed her role as Vice President, Chief Accounting Officer and Controller in May 2021. Prior to that, she served as Director, Investor Relations since June 2019 and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002. In addition, she assumed her role as Controller and Manager of DECNCSF in September 2021.

Bernard J. Angelo	53
Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of DECNCSF in August 2021.

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
Date: March 29, 2023

DUKE ENERGY CAROLINAS NC STORM FUNDING LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Controller and Manager

DUKE ENERGY CAROLINAS, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller
Duke Energy Carolinas, LLC