Form 10-K
period 2023-12-31
Duke Energy Carolinas NC Storm Funding LLC; Duke Energy Carolinas, LLC
filed 2024-03-27
CIK 1881226, 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
(a Delaware limited liability company)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853

1-4928	DUKE ENERGY CAROLINAS, LLC	56-0205520
(Depositor and Sponsor)
(a North Carolina limited liability company)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853
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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Carolinas NC Storm Funding LLC ("DECNCSF") as of December 31, 2023:

Name	Age	Current and Recent Positions Held
Karl W. Newlin	55
Senior Vice President, Corporate Development & Treasurer, Duke Energy Carolinas and Duke Energy Corporation. Mr. Newlin assumed his role as Senior Vice President, Corporate Development & Treasurer in 2018. In addition, he assumed his role as President, Chief Financial Officer, Treasurer, and Manager of DECNCSF in November 2021.

Cynthia S. Lee	57
Vice President, Chief Accounting Officer and Controller, Duke Energy Carolinas and Duke Energy Corporation. Ms. Lee assumed her role as Vice President, Chief Accounting Officer and Controller in May 2021. Prior to that, she served as Director, Investor Relations since June 2019 and in various roles with the Corporate Controller’s organization after joining the Corporation and its affiliates in 2002. Her role as Manager and Controller with DECNCSF began in September 2021.

Bernard J. Angelo	54
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
Date: March 27, 2024

DUKE ENERGY CAROLINAS NC STORM FUNDING LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Controller and Manager

DUKE ENERGY CAROLINAS, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller
Duke Energy Carolinas, LLC