Form 10-K
period 2025-12-31
Duke Energy Carolinas NC Storm Funding LLC; Duke Energy Carolinas, LLC
filed 2026-03-26
CIK 1881226, 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
•Item 1C. Cybersecurity.
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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Carolinas NC Storm Funding LLC ("DECNCSF") as of the date of the report:

Name	Age	Current and Recent Positions Held
Nicholas J. Giaimo	44
Senior Vice President, Treasurer and Chief Risk Officer, Duke Energy Carolinas and Duke Energy Corporation. Mr. Giaimo has served in this role since January 2026, when he also assumed his role as President, Chief Financial Officer and Treasurer of DECNCSF. Prior to this, he served as Senior Vice President of Financial Planning & Analysis, from November 2024 to January 2026; Vice President Financial Planning & Analysis from May 2021 to November 2024; Director Financial Planning & Analysis Carolinas Electric Utilities, from August 2019 to May 2021; Director Financial Planning & Analysis and CFO of Natural Gas Segment, from October 2016 to August 2019. During his tenure at Piedmont Natural Gas, Mr. Giaimo served as Assistant Treasurer and Director Investor Relations from November 2014 to October 2016 and Manager Capital Markets and Investor Relations, August 2007 to November 2014.

Abigail L. Motsinger	42
Senior Vice President, Chief Accounting Officer and Controller. Ms. Motsinger has been appointed to serve as Senior Vice President, Chief Accounting Officer and Controller, effective March 2026. Prior to that she was Vice President, Investor Relations from November 2022 until March 2026; Director, Jurisdictional Forecasting from May 2021 until November 2022; Investor Relations Manager from November 2017 until May 2021; and, prior to that, in various roles of increasing responsibility since joining Duke Energy in 2010. Her role as Manager and Controller of DECNCSF began in March 2026.

Bernard J. Angelo	56
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
3.1
Certificate of Formation of Duke Energy Carolinas NC Storm Funding LLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SF-1 of Duke Energy Carolinas, LLC and Duke Energy Carolinas NC Storm Funding LLC filed on September 3, 2021, File No. 333-259314-01)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Carolinas NC Storm Funding LLC, dated and effective as of November 15, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 19, 2021, File No. 333-259314-01)

4.1
Indenture, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 24, 2021, File No. 333-259314-01)

4.2
Series Supplement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 24, 2021, File No. 333-259314-01)

10.1
Storm Recovery Property Servicing Agreement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and Duke Energy Carolinas, LLC, as Servicer (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021, File No. 333-259314-01)

10.2
Storm Recovery Property Purchase and Sale Agreement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC, and Duke Energy Carolinas, LLC, as Servicer (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2021, File No. 333-259314-01)

10.3
Administration Agreement, dated as of November 24, 2021, by and between Duke Energy Carolinas NC Storm Funding LLC and Duke Energy Carolinas, LLC, as administrator (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 24, 2021, File No. 333-259314-01)

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
99.1
Financing Order, filed in a Joint Petition by Duke Energy Carolinas, LLC and Duke Energy Progress, LLC on October 26, 2020 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form SF-1 of Duke Energy Carolinas, LLC and Duke Energy Carolinas NC Storm Funding LLC filed on September 3, 2021, File No. 333-259314-01)

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 26, 2026

DUKE ENERGY CAROLINAS NC STORM FUNDING LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Controller and Manager

DUKE ENERGY CAROLINAS, LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Carolinas, LLC